Form 10-Q
period 1996-06-01
SCOTT MILLS INC
filed 1996-07-16
CIK 920375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


(Mark One)
 X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 1996

                                       OR

  __     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-23632

                                SCOTT MILLS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2736759
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                    19462
- -------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:
(610) 828-7261

- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                Class                          Outstanding at July 11, 1996
      -------------------------                ----------------------------
            Common Stock                                 3,367,598
      Par Value $1.00 per share

                                SCOTT MILLS, INC.

                                      INDEX

                                                                    PAGE
                                                                    ----
Part I.   Financial information

          Item 1.  Financial statements

                   Consolidated statements of operations             3
                   for the three months and six months
                   ended June 1, 1996 and June 3, 1995

                   Consolidated balance sheets at                    4
                   June 1, 1996, December 2, 1995 and
                   June 3, 1995

                   Consolidated statements of cash flows             6
                   for the six months ended June 1, 1996
                   and June 3, 1995

                   Notes to consolidated financial statements        8

          Item 2.  Management's discussion and analysis of          10
                   the financial condition and results of
                   operations

Part II.  Other information

          Item 6.  Exhibits and Reports on Form 8-K                 13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SCOTT MILLS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($000's omitted, except per share amounts)


                                         Three Months Ended                 Six Months Ended
                                      -----------------------            -------------------------
                                      June 1,         June 3,            June 1,           June 3,
                                       1996            1995               1996              1995
                                      -------        --------            -------         ---------

Net Sales - other customers           $  291         $  3,076            $  433          $  5,777
Net Sales - Kleinert's, Inc.           2,164            2,042             3,685             4,108
                                      ------         --------            ------          --------
     Total                             2,455            5,118             4,118             9,885

Cost of goods sold                     2,465            5,769             3,994            10,151
                                      ------         --------            ------          --------
Gross profit                             (10)            (651)              124              (266)
                                      ------         --------            ------          --------
Provision - closing dyeing
  and finishing facility                 138                -               138                 -
Selling, general and
  administrative expenses                 31              332                28               613
Interest expense                          69              183               145               338
                                      ------         --------            ------          --------
Loss before income taxes                (248)          (1,166)             (187)           (1,217)
                                      ------         --------            ------          --------
Provision for income taxes                 -                -                 -                 -
                                      ------         --------            ------          --------

Net loss                              $ (248)        $ (1,166)           $ (187)         $ (1,217)
                                      ======         ========            ======          ========
Loss per share:
 Net loss                             $ (.07)        $   (.35)           $ (.06)         $   (.36)
                                      ======         ========            ======          ========
Weighted average shares
 outstanding                           3,368            3,368             3,368             3,368
                                      ======         ========            ======          ========




                             See accompanying notes

                                SCOTT MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($000's Omitted)

                                     ASSETS

                                               June 1,        Dec.  2,         June 3,
                                                1996            1995             1995
                                               ------         -------           ------
Current assets:
    Cash                                       $   45          $  211           $   69
    Accounts receivable (net)                       9             180              295
    Due from factor                                 -              17            1,575
Inventories:
      Raw materials                               234             177              535
      Work-in-process                             882             587              467
      Finished goods                               67              45              377
                                               ------          ------           ------
        Total inventories                       1,183             809            1,379
Other current assets                              144             104              399
                                               ------          ------           ------

        Total current assets                    1,381           1,321            3,717
                                               ------          ------           ------

Property, plant & equipment, at cost            2,390           2,387            9,334
        Less: accumulated depreciation
           and amortization                     1,345           1,350            3,709
                                               ------          ------           ------
        Net property, plant and
           equipment                            1,045           1,037            5,625

Other assets                                       18              22              121
Non-operating dyeing and finishing
     assets                                       325             520                -
                                               ------          ------           ------
                                               $2,769          $2,900           $9,463
                                               ======          ======           ======


                             See accompanying notes

                                SCOTT MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($000's Omitted)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 June 1,       Dec. 2,        June 3,
                                                  1996          1995           1995
                                                 ------        ------         ------
 Current liabilities:
  Notes payable and current portion
      of long-term debt and capital
        lease obligations                       $    50        $   103        $ 1,100
   Accounts payable                               2,308          2,911          3,331
   Due to related party                           2,488          1,564            736
   Accrued expenses                                 384            417            400
                                                -------        -------        -------
         Total current liabilities                5,230          4,995          5,567
                                                -------        -------        -------
Deferred income taxes                                 -              -              -
Long-term debt and capital lease
  obligation net of current portion                  31            210          2,560
Subordinated term debt                              500            500            500
Subordinated convertible term debt                  500            500            500
                                                -------        -------        -------

        Total liabilities                         6,261          6,205          9,127
                                                -------        -------        -------
Shareholders' equity:
     Common stock par value $1.00 per
     share, 10,000,000 shares
     authorized 3,367,598 shares
     issued and outstanding                       3,368          3,368          3,368

     Capital in excess of par value                 873            873            873
     Accumulated deficit                         (7,733)        (7,546)        (3,905)
                                                -------        -------        -------

       Total shareholders' equity                (3,492)        (3,305)           336
                                                -------        -------        -------

                                                $(2,769)       $ 2,900        $ 9,463
                                                =======        =======        =======



                             See accompanying notes

                                SCOTT MILLS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)

                                                          Six Months Ended
                                                      -------------------------
                                                       June 1,         June 3,
                                                        1996             1995
                                                      --------         --------
Cash flows from operating activities:
  Net loss                                            $  (187)         $(1,217)

Adjustment to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                           121              500
  Provision for dyehouse closing                          138                -
  Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable, net                                    171              (45)
    (Increase) decrease in due from factor                 17             (188)
    Increase in inventory                                (374)            (426)
    (Increase) decrease in other current
       assets                                             (40)              12
    (Increase) decrease in other assets                     4              (38)
    Increase (decrease) in accounts
       payable, and accrued expenses                     (886)             408
                                                      -------          -------
                                                         (849)             223

    Net cash used in operating activities              (1,036)            (994)
                                                      -------          -------
Cash flows from investing activities:
  Capital expenditures                                     (3)            (395)
  Net proceeds from sale of equipment                     181                -
                                                      -------          -------

  Net cash used in investing activities               $   178          $  (395)
                                                      -------          -------

                                SCOTT MILLS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (CONTINUED)


                                                            Six Months Ended
                                                       -------------------------
                                                        June 1,          June 3,
                                                         1996              1995
                                                       -------           -------
Cash flows from financing activities:
     Proceeds from subordinated note                   $     -           $  500
     Principal payments on long term debt                 (232)            (504)
     Increase is due to related party                      924              642
     Proceeds from term debt and capital lease
             obligations                                     -              295
                                                       -------           ------
        Net cash provided by financing
             activities                                    692              933
                                                       -------           ------
Net decrease in cash                                      (166)            (456)
Cash at beginning period                                   211              525
                                                       -------           ------
Cash at end of period                                  $    45           $   69
                                                       =======           ======
Supplemental disclosures of cash
 flow information:

Cash paid during the period for:
  Interest                                             $    34           $  294




                             See accompanying notes

                                SCOTT MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended June 1, 1996 and June 3, 1995


(1)      Basis of Presentation

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Operating results for the six months ended June 1, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures presented are adequate for a fair presentation of the financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

         The cost of products produced include raw materials, direct labor, operating overhead and corporate general and administrative charges. Selling and administrative expenses consist primarily of marketing related administrative costs. The Company did not maintain a marketing department during the first quarter of 1996 but hired a sales executive during the second quarter of 1996. Due to the reduced scale of operations in 1996, selling expenses are significantly reduced in comparison to the comparable periods of 1995.

(2)      Related Party Transaction

         The Company, a former subsidiary of Kleinert's, Inc. (a children's apparel manufacturer) was spun off to Kleinert's, Inc. shareholders, and has operated independently since November 27, 1993. Kleinert's, Inc. continues to be a significant customer of the Company, contributing $3,685,000 or 89% to the Company's net sales during the first six months of fiscal year 1996.

         On December 5, 1994, the Company borrowed $500,000 from Kleinert's, Inc. of Delaware in the form of a subordinated three year note. Under the terms of the promissory note, interest is payable annually at eight and one-half percent. Principal is due in full on December 4, 1997.

         Kleinert's, Inc. provides certain third party services on behalf of the Company, including data processing, treasury, accounts payable, check processing and management functions. Funds disbursed on behalf of the Company are subsequently reimbursed to Kleinert's, Inc. As a consequence, the balance due to Kleinert's, Inc. fluctuates based on the timing of disbursements on behalf of the Company and reimbursement by the Company. The balance payable to Kleinert's, Inc. at June 1, 1996 was $2,488,000 and consisted primarily of the unreimbursed balance of these disbursements, and management and interest expenses. This unreimbursed balance due Kleinert's, Inc. is secured by all assets of the Company. On December 1, 1995 the Company executed a working capital agreement with Kleinert's, Inc. that confirms Scott Mills' obligations to Kleinert's, Inc. and provides to Kleinert's, Inc. a first lien and security interest in substantially all of Scott Mills' assets to secure Scott Mills' obligation to repay to Kleinert's, Inc. the loan balance due. Advances under this agreement are made at Kleinert's discretion.

         The Company and Kleinert's, Inc. have announced the signing of a definitive merger agreement which is discussed more fully at Note 4, Subsequent Events.

(3)      Going Concern

         The Company generated a net loss of $187,000 in the first six months of 1996 compared to a loss of $1,217,000 in the first six months of 1995.

         The Company has experienced severe financial difficulty and has incurred significant operating losses of $4,858,000 (including a $2,044,000 provision for closing the dyeing and finishing operation) in fiscal year 1995 and net losses of $2,688,000 in fiscal year 1994. Additionally, the Company's cash from operations was insufficient to meet the Company's working capital requirements. As a result of these recurring losses, and insufficient cash flows, in September 1995 the Company closed its dyeing and finishing facility. Funds were provided during the year primarily by the proceeds of a subordinated note payable to Kleinert's of $500,000, working capital provided by Kleinert's of $1,470,000 and the sale of certain dyehouse assets for $2,760,000. These funds were primarily used to repay debt and purchase certain capital equipment during the year. In late 1995, the Company attempted to control operating costs by reducing personnel, and adjusting production levels. In addition, the Company also is negotiating with its vendors to pay amounts it currently owes in an orderly fashion. The Company believes that all of these efforts will result in increased operating efficiencies and assist the Company in meeting its future financial obligations as they become due. In the event these efforts prove unsuccessful, the Company will be required to seek additional external financing to meet its obligations. There can be no assurance, however, that the Company will be successful in its efforts to satisfy its obligations as they become due, thereby enabling the Company to continue as a going concern.

         The Company and Kleinert's, Inc. have announced the signing of a definitive merger agreement which is discussed more fully at Note 4, Subsequent Events.

(4)      Subsequent Events

         Disposition

         On June 11, 1996, the Company and Kleinert's Inc. announced the signing of a definitive merger agreement under which Kleinert's will acquire Scott Mills, Inc. and will pay Scott Mills shareholders $.30 per share with $.03 paid in cash and $.27 paid in Kleinert's common stock. The number of shares of Kleinert's stock will be determined by using the average closing price of Kleinert's common stock for the five consecutive trading days immediately preceding the closing. Scott Mills has approximately 3,368,000 shares outstanding and, upon completion of the acquisition, Kleinert's will issue, based on the current closing price of Kleinert's stock, approximately 56,000 shares of its common stock or less than 2% of its outstanding shares.

         The transaction is subject to the approval of the Company's shareholders at its annual meeting to be held this summer.

         Kleinert's is the Company's largest customer. Scott Mills' sales for the six months ended June 1, 1996 were $4,118,000 of which $3,685,000 were sales to Kleinert's. The acquisition will permit Kleinert's to maintain its flexibility in servicing its retail customers in its sleepwear and activewear products.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales

         Fabric sales occur when the Company sells piece goods it manufactures and owns; therefore, it includes the price of raw material, typically yarn or greige goods. Commission sales occur when the Company processes yarn or piece goods owned by others which typically requires less working capital.

         The following table presents, for the periods indicated, the Company's net sales by category.

                    Three Months Ended           Six Months Ended
                  ---------------------        --------------------
                   June 1,      June 3,        June 1,     June 3,
                    1996         1995           1996        1995
                  -------      -------         -----       -----
                         ($000's)                    ($000's)

Fabric            $ 2,428      $ 4,407        $4,076      $8,259

Commission             27          711            42       1,626
                  -------     --------        ------      ------
                  $ 2,455      $ 5,118        $4,118      $9,885
                  =======      =======        ======      ======


         Net sales decreased 58% or $5,767,000 in the first six months of fiscal year 1996 compared to the first six months of fiscal year 1995. The Company significantly decreased its fabric and commission sales as a result of closing its dyehouse in September 1995. Kleinert's, Inc. accounted for 89% of the net sales in the first six months of 1996. The Company believes Kleinert's will continue as a major customer although the Company has hired a sales executive to market the Company's products to other children's apparel customers.

     Gross Profit (Loss)

         The following table presents for the periods indicated, the Company's gross profit (loss) in dollars and as a percentage of net sales.

                            Three Months Ended         Six Months Ended
                           --------------------       -------------------
                            June 1,     June 3,       June 1,     June 3,
                             1996        1995          1996        1995
                           --------     -------       -----       ------
                                  ($000's)                ($000's)

Gross Profit (Loss)        $ (10)      $ (651)        $ 124     $ (266)

% of Net Sales              (0.4%)      (12.7%)         3.0%      (2.7%)


         Gross margins were a positive 3.0% versus a negative 2.7% in the first six months of 1996 when compared to the same period in 1995. The manufacturing operation in the first six months of 1996 contained only the knitting department as compared to knitting, dyeing and finishing in 1995. The Company has dramatically reduced its operating costs due to subcontracting its dyeing and finishing. This has permitted the Company to produce less pounds yet still generate a gross profit. The Company experienced a negative gross margin of $10,000 during the second quarter of 1996 primarily as a result of unanticipated price increases for outside dyeing and finishing. The Company was able to place some of this business at competing dyeing and finishing subcontractors at more favorable prices and intends to place substantially more business at the same vendors in the third quarter of 1996, thus bringing costs more in line with profit margins attained in the first quarter of 1996.

     Provision -- Closing Dyeing and Finishing Facility

         The Company provided an additional $138,000 to reflect anticipated additional losses on the sale of dyehouse assets at lower amounts than originally estimated and to reflect additional equipment moving costs.

     Selling, General and Administrative Expenses

         The Company incurred no selling or administrative expenses in the first quarter of 1996. In the second quarter of 1996 selling and administrative expenses reflect expenses related to a new sales executive hired during the quarter and bonus accruals. The addition of this position is expected to help the Company to increase non affiliated sales to the children's apparel market. All corporate expenses are included in cost of goods sold.

     Interest Expense

         Interest expense decreased 57% to $145,000 in the first six months of 1996 when compared to the first six months of 1995 due to the Company selling its dyehouse assets and significantly reducing its capital lease obligations and paying off its term debt in November 1995.

     Taxes

         No income tax benefit is reflected in the first six months of 1996 and the first six months of 1995 since the realization of such benefit could not be reasonably assured.

     Liquidity and Capital Resources

         The Company is negotiating with all of its creditors to pay off its liabilities in an orderly fashion. The Company will continue to require the working capital loan provided by Kleinert's, Inc. in the foreseeable future. The Company is pursuing all avenues of financing in order to ensure it can meet its financial obligations; however, there can be no assurance that sufficient liquidity will exist to enable the Company to continue as a going concern.

         The Company and Kleinert's, Inc. have announced the signing of a definitive merger agreement which is discussed more fully at Note 4 to the financial statements' Subsequent Events.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

          (a) Exhibits

              None

          (b) Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCOTT MILLS, INC.


Date: July 16, 1996                    By: /s/ Edwin Gowan
     ---------------                      -----------------------------------
                                          Edwin Gowan
                                          Chief Operating Officer
                                          (Principal Accounting Officer)