Form 10-K/A
period 1995-12-02
SCOTT MILLS INC
filed 1996-08-27
CIK 920375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)


(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 2, 1995

                                       OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 0-23632


                                SCOTT MILLS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                23-2736759
- -----------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

120 W. Germantown Pike, Plymouth Meeting, PA               19462
- -----------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (610) 828-7261

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                                (Title of Class)



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ___X___ No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amdendment to this Form 10-K. [X]

As of August 23, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $202,809.

As of August 26, 1996, 3,367,598 shares of Common Stock, $1.00 par value, were outstanding.

Part II, Item 7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 2, 1995 is hereby amended and restated in its entirety as follows:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         This discussion takes into account sales to Kleinert's at prices which approximate cost for the period prior to November 28, 1993 because Scott Mills was a division of Kleinert's prior to such date. Sales to Kleinert's after November 27, 1993 are at prices approximating market.

Results Of Operations

Fiscal Year 1995 Compared to Fiscal Year 1994 and Fiscal Year 1993

         Net Sales. Fabric sales occur when Scott Mills sells piece goods it owns and manufactures; therefore, it includes the price of the raw material, typically greige goods. Commission sales occur when Scott Mills processes raw material owned by others. Sales to Kleinert's are included in fabric sales.

         The following table presents, for the periods indicated, Scott Mills' net sales by category.




                                                          Fiscal Year Ended
                               ----------------------------------------------------------------------
                                                           (000's omitted)

                               Dec. 2, 1995                 Dec. 3, 1994                Nov. 27, 1993
                               ------------                 ------------                -------------

      Fabric                     $12,615                      $15,540                      $13,711

      Commission                   2,181                        1,815                          587
                                 -------                      -------                      -------

                                 $14,796                      $17,355                      $14,298
                                 =======                      =======                      =======



       Net sales declined 15% or $2,559,000 during fiscal year 1995 compared to fiscal year 1994, reflecting primarily reduced sales levels caused by aligning production capabilities with a more realistic sales plan, Scott Mills' decision to discontinue the dyeing and finishing operations in September 1995 and poor conditions in the retail apparel market in general. Net sales increased $3,057,000 or 21% in fiscal year 1994 compared to fiscal year 1993 due to higher fabric and commission sales. Approximately $1,500,000 of the $1,800,000 increase in fabric sales was the result of higher sales to Kleinert's. Higher commission sales in fiscal year 1994 occurred as Scott Mills implemented its strategy of developing a commission business. As a result of the cessation of the dyeing and finishing operations, commission sales are expected to decrease during fiscal year 1996.


       Scott Mills has relatively few customers due principally to the consequences of the delivery and quality problems which occurred when Scott Mills was engaged in the dyeing and finishing business. However, there continues to be a market for a good primary and secondary source of acrylic, 100% polyester and polycotton fabrics in the children's sleepwear and activewear markets. Scott Mills has engaged a new sales executive and is aggressively pursuing these markets.

       Gross Profit (Loss). Scott Mills announced on September 12, 1995 that, in light of poor operating results and as part of its ongoing effort to control operating costs, it had decided to concentrate its business solely on its knitting operations and subcontract all of its dyeing and finishing. During the fiscal year ended December 2, 1995, Scott Mills recorded a charge to earnings of $2,044,000 to provide for the writedown to estimated net realizable value of assets and for other costs associated with its decision to cease dyeing and finishing operations.

       As part of the provision for closing the dyeing and finishing operation, $1,640,000 of the charge represented the writedown of the assets to their net realizable market value and $404,000 of the charge represented other costs associated with the cessation of the operations, including accruals for severance pay and noncancelable lease costs. On November 27, 1995, Scott Mills sold substantially all of its dyeing and finishing assets, free and clear of all liabilities, to Dyersburg Fabrics, Inc. ("Dyersburg"), an unaffiliated textile manufacturer. The Company received $2,750,000 on the sale and used the proceeds to repay its secured term debt to Congress Talcott Corporation, the Company's factor, and other lenders including General Electric Capital Corporation and Deutsche Financial Services.

       During the same period, significant reductions in overhead expenses were implemented as Scott Mills continued to initiate action to aggressively respond to operating problems previously identified, including those which arose from an overly aggressive sales plan, operating inefficiencies and quality control problems. These measures included decreasing production and costs to levels designed to rebuild customer confidence. Although Scott Mills' measures negatively impact net sales and operating results in the short-term, Scott Mills believes that these measures were necessary in an attempt to improve operating results in the long-term. There can be no assurance, however, that Scott Mills' objectives will be achieved.


       The following table presents, for the periods indicated, Scott Mills' gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales.



                                              Fiscal Year Ended
                            ----------------------------------------------------
                                               (000's omitted)

                             Dec. 2, 1995       Dec. 3, 1994      Nov. 27, 1993
                             ------------       ------------      -------------


Gross Profit (Loss)            $(1,191)             $(989)          $(1,542)

% of Net Sales                    (8.0%)             (5.7%)           (10.8%)


       The percentage of gross profit (loss) to net sales (gross margin) changed from (5.7%) in fiscal year 1994 to (8.0%) in fiscal year 1995. The unfavorable change in the percent of gross loss reflected both the inefficiencies experienced in operations during the first nine months of 1995 that led to the decision to close down the dyehouse operations and to insufficient production pounds in the latter months of the fiscal year to fully absorb fixed overhead costs.

       The percentage of gross profit (loss) to net sales (gross margin) changed from (10.8%) in fiscal year 1993 to (5.7%) in fiscal year 1994. Scott Mills' installation and testing of new equipment lasted from November 1993 to July 1994 and resulted in inefficient operations of the plant during that period.

       General corporate expenses (which represented an allocation of expenses by Kleinert's of corporate costs primarily for management, legal and financial services rendered on behalf of Scott Mills) (See "Certain Relationships and Related Transactions") which were included in cost of goods sold amounted to $208,000 and $300,000 in 1994 and 1993, respectively. A similar allocation for cost of sales was not made in fiscal year 1995.

       Depreciation expense was $980,000, $860,000 and $615,000 in fiscal years 1995, 1994 and 1993, respectively. The majority of the increased depreciation expense during the period from 1993 through 1995 was the result of the purchase or capital lease of dyeing and finishing equipment.

       Selling, General and Administrative Expenses. In fiscal year 1995, the percentage of selling, general and administrative expenses ($919,000) to net sales (the "expense ratio") was 6.2%, a decrease compared to fiscal year 1994, primarily reflecting reductions associated with the closing of dyehouse operations.

       In fiscal year 1994, the expense ratio was 8% (on the basis of selling, general and administrative expenses of $1,338,000), which is similar to the fiscal year 1993 expense ratio (net of royalty expense) of 7.7%.

       In fiscal year 1993, the expense ratio was 9.1%. Of selling, general and administrative expenses of $1,297,000, $198,000 was a royalty expense payable to Kleinert's based on Scott Mills' net sales for the use of the "Scott Mills" trademark. Commencing in fiscal year 1994 Scott Mills had the right to use its trademark without the payment of any royalties, because the trademark was distributed to Scott Mills as part of the spin-off.

       Interest Expense. Interest expense in fiscal year 1995 was $704,000 compared to $397,000 in fiscal year 1994 and $186,000 in fiscal year 1993. The increase was due primarily to higher levels of subordinated term debt, higher loan advances against factored accounts receivable and a full year of interest from term debt related to equipment installed during fiscal year 1994. Interest expense has decreased following the sale of the dyehouse assets and the repayment of the equipment loan.

       Taxes. Scott Mills has a federal income tax loss carryfoward (NOL) of $6,453,000 available for future years as a result of losses incurred in fiscal year 1994 and 1995. These NOLs expire through 2010. There was no income tax benefit recognized in fiscal year 1993, since there was no state or federal loss carryback available. The tax loss related to fiscal year 1993 was not carried forward into fiscal year 1994 and fiscal year 1995 since these losses were fully utilized in the Kleinert's 1993 consolidated return.

Impact of Inflation

       Scott Mills' raw material costs experienced increases in the first half of 1995; however, costs trended downward by the end of fiscal year 1995 to below the levels at the beginning of 1995 before any price increases. Prior to 1994, management believed only utility costs (i.e. water, sewer, natural gas and electric) had an inflationary impact on the Registrant's operations in the last five years, none of which are material.

Liquidity and Capital Revenues

       The Company incurred net losses of $4,858,000 (including the $2,044,000 provision for closing the dyeing and finishing operations) in fiscal year 1995 and net losses of $2,688,000 in fiscal year 1994. The net loss for the year ended December 2, 1995 of $4,858,000 as adjusted for non cash charges, (depreciation of $980,000 and dyehouse closing of $2,044,000) was $1,834,000.

        Scott Mills is subcontracting its dyeing and finishing business with several unaffiliated vendors, including Dyersburg. The terms of each commission dyer and finisher is on an order-to-order basis.

        The Company's cash from operations and its factoring facility were insufficient to meet the Company's working capital requirements. Consequently, supplemental funds were provided primarily by the proceeds of a subordinated note payable to Kleinert's of $500,000, decreases in inventory of $144,000, increases in due to Kleinert's of $1,470,000 and decreases in accounts receivable/factor of $1,441,000. Additionally, the Company canceled its factoring agreement and paid off its secured term debt to its factor and others with a portion of the $2,760,000 of proceeds from the sale of dyehouse assets. The Company recorded a slight gain on the sale of these assets.

        Adequate cash flow to satisfy the other obligations of the Company currently does not exist. However, the Company has taken a number of steps designed to control operating costs, including reductions in personnel, adjusting production levels to more accurate sales forecasts and, most significantly, subcontracting its dyeing and finishing. The Company executed a working capital agreement with Kleinert's, Inc. of Alabama secured by all of its assets. The agreement provides for Kleinert's, Inc. of Alabama at its discretion to provide short term borrowings to the Company. The Company also is negotiating with its vendors to defer payment of amounts it currently owes until the Company has the cash resources with which to satisfy its obligations in an orderly fashion. The Company believes that these efforts will result in increased operating efficiencies and assist the Company in meeting its future financial obligations as they become due. In the event these efforts prove unsuccessful, the Company will be required to seek financing from external sources, including those of the type upon which the Company previously has relied, to meet its obligations as they become due. There can be no assurance, however, that sufficient liquidity will exist to enable the Company to continue as a going concern.

        Expected depreciation in fiscal year 1996 is approximately 230,000. This compares with depreciation expense of $980,000 in fiscal year 1995, $860,000 in fiscal year 1994 and $615,000 in fiscal year 1993. The reduction in anticipated depreciation relates primarily to the closing of the dyehouse and the sale or disposal of dyeing and finishing equipment.

       Scott Mills' indebtedness consists principally of borrowings from Kleinert's and from certain directors and shareholders of Kleinert's and Scott Mills, and certain capital lease obligations, all of which will be assumed by Kleinert's in the Merger.

        Scott Mills executed a working capital agreement with Kleinert's Alabama during fiscal year 1995 pursuant to which Kleinert's Alabama may, at Scott Mills' request, provide short-term borrowings. The borrowings, which are payable upon demand by Kleinert's Alabama, are secured by a lien on all of Scott Mills' assets. Repayments to Kleinert's are made by deductions against invoice billings to Kleinert's by Scott Mills for textiles purchased by Kleinert's. At December 2, 1995, $1,564,000 was outstanding and due Kleinert's Alabama under this agreement.

        On December 4, 1994, Scott Mills borrowed $500,000 from Kleinert's, Inc., of Delaware, a wholly-owned subsidiary of Kleinert's, on a subordinated basis. The loan bears interest at 8.5% per annum, which is paid annually, and is due on December 4, 1999. The loan will be eliminated in consolidation after the consummation of the Merger. Also on December 4, 1994, certain directors and officers of Scott Mills, together with certain other persons affiliated with Scott Mills and Kleinert's, none of whom beneficially owns in excess of 5.0% of the issued and outstanding shares of Kleinert's Common Stock or Scott Mills Common Stock, advanced loans to Scott Mills aggregating $500,000. These loans were evidenced by subordinated five year term notes bearing interest at 8.5% per annum. The notes are convertible into shares of Scott Mills Common Stock at a price of $.50 per share. At December 2, 1995, the entire $500,000 principal balance remained outstanding. Although there is no existing agreement among Scott Mills and these lenders regarding conversion of the notes in connection with the Merger, Scott Mills does not anticipate that any of the notes will be converted into Scott Mills Common Stock prior to the Effective Time.

        In December 1993, Scott Mills entered into a factoring agreement with a lender which agreed to make cash advances of up to 85% of Scott Mills' eligible accounts receivable. In connection therewith, Kleinert's agreed to indemnify the lender against any liability from certain claims resulting from the transfer of assets from the Scott Mills division of Kleinert's to Scott Mills pursuant to the Spin-Off. In November 1995, Scott Mills terminated its factoring arrangement using the proceeds from the sale of the dyeing and finishing assets to Dyersburg.

        At December 2, 1995, Scott Mills also had capital lease obligations aggregating $313,400.

Impact of Recently Issued Accounting Standards

        In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment of Long-Lived Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company expects the impact of adoption in 1997 will be insignificant.

        In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standards which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Company will elect to continue to use existing accounting rules. Both statements are effective for fiscal years beginning after December 15, 1995 and accordingly will not be required until fiscal year 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCOTT MILLS, INC.


                                   By:  /s/ Edwin Gowan
                                        --------------------------
                                        Edwin Gowan, Treasurer,
                                        Chief Financial Officer


Dated: August 26, 1996