Form 10-Q/A
period 1996-03-02
SCOTT MILLS INC
filed 1996-08-27
CIK 920375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)
 X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 2, 1996
                                -------------
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                         Commission file number 0-23632

                                SCOTT MILLS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                         23-2736759
        -------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

      120 West Germantown Pike, Suite 100
         Plymouth Meeting, Pennsylvania                   19462
      -----------------------------------                 -----
    (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                 (610) 828-7261

         -------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------    -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                       Outstanding at August 26, 1996
     -------------------------             ------------------------------
          Common Stock                               3,367,598
     Par Value $1.00 per share

Part I, Item 2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 2, 1996 is hereby amended and restated in its entirety as follows:


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

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

                                           Three Months Ended
                                           ------------------
                                                ($000's)
                                           Mar. 2,    Mar. 4,
                                            1996       1995
                                            ----       ----

Fabric                                     $1,648     $3,852

Commission                                     15        915
                                           ------     ------
                                           $1,663     $4,767
                                           ======     ======

         Net sales decreased 65% or $3,104,000 in the first quarter of fiscal year 1996 compared to the first quarter of fiscal year 1995. The Company significantly decreased its fabric and commission sales as a result of closing its dyehouse in September 1995. Kleinert's, Inc. accounted for 92% of the net sales in the first quarter of 1996. The Company believes Kleinert's will continue as a major customer although the Company is in the midst of hiring a sales executive to market the Company's products to other children's apparel customers.

         Gross Profit (Loss)

         The following table presents for the periods indicated, the Company's gross profit in dollars and gross profit as a percentage of net sales (gross margin).

                                          Three Months Ended
                                          ------------------
                                               ($000's)
                                          Mar. 2,   Mar. 4,
                                            1996      1995
                                            ----      ----

Gross Profit                                $134      $385

% of Net Sales                               8.1%      8.1%


         Gross margins remained constant at 8.1% in the first quarter of 1996 when compared to the same quarter in 1995. The manufacturing operation in the first quarter of 1996 contained only the knitting department as compared to knitting, dyeing and finishing in 1995. The Company has dramatically reduced its operating costs due to subcontracting its dyeing and finishing. This has permitted the Company to produce less pounds yet still operate profitably.

     Scott Mills has relatively few customers due principally to the consequences of the delivery and quality problems which occurred when Scott Mills was engaged in the dyeing and finishing business. However, there continues to be a market for a good primary and secondary source of acrylic, 100% polyester and polycotton fabrics in the children's sleepwear and activewear markets. Scott Mills is in the midst of hiring a new sales executive and has begun to aggressively pursue these markets.


         Selling and Administrative Expenses

         The Company incurred no selling or administrative expenses in the first quarter of 1996. All corporate expenses are included in cost of goods sold. The Company is in the midst of hiring a sales executive to increase non-affiliate sales to the children's apparel market.

         Interest Expense

         Interest expense decreased 49% to $76,000 in the first quarter of 1996 when compared to the first quarter of 1995 due to the Company selling its dyehouse assets and significantly reducing its capital lease obligations and paying off its term debt in November 1995.

         Taxes

         No income tax provision is reflected in the first quarter of 1996 due to the availability of tax loss carryforwards. No income tax benefit was reflected in the first quarter of 1995 since the realization of such benefit could not be reasonably assured.

Liquidity and Capital Resources

     The Company reported net income of $61,000 in the first quarter of 1996 as a result of its new strategy to subcontract its dyeing and finishing business with several unaffiliated vendors, including Dyersburg Fabrics, Inc., the unaffiliated entity to whom the Company's dyeing and finishing assets were sold. The terms of each commission dyer and finisher is on an order-to-order basis. The Company is working vigorously to reduce operating expenses and shift fixed costs into variable costs so the Company will not need to manufacture just to absorb overhead. This strategy should conserve working capital. The Company is negotiating with all of its creditors to pay off its liabilities in an orderly fashion. The Company will continue to require the working capital loan provided by Kleinert's, Inc. in the foreseeable future. The Company is pursuing all avenues of financing in order to ensure it can meet its financial obligations; however, there can be no assurance that sufficient liquidity will exist to enable the Company to continue as a going concern.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SCOTT MILLS, INC.





Date:  August 26, 1996               By:  /s/ Edwin Gowan
- ----------------------                  -----------------
                                      Edwin Gowan
                                      Chief Financial Officer