Form 10-Q/A
period 1996-06-01
SCOTT MILLS INC
filed 1996-08-27
CIK 920375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q/A

                                (AMENDMENT NO. 1)


(Mark One)
_ X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 1996

                                       OR

 ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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
                Class                          Outstanding at August 26, 1996
      -------------------------                ----------------------------
            Common Stock                                 3,367,598
      Par Value $1.00 per share

Part I, Item 2 of the Registrant's Quarterly Report on Form-Q for the fiscal quarter ended June 1, 1996 is hereby amended and restated in its entirety as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Six Months ended June 1, 1996 Compared to the Six Months ended June 3, 1995

         The following table presents, for the periods indicated, the Company's net sales by category.

                                        Six Months Ended
                                     June 1,        June 3,
                                      1996            1995
                                     ------          -------
                                             ($000's)

Fabric                                 $4,076         $8,259

Commission                                 42          1,626
                                    ---------        -------
                                       $4,118         $9,885
                                    ---------        -------

       Net sales decreased 58% or $5,767,000 in the first six months of fiscal year 1996 compared to the first six months of fiscal year 1995. The Company significantly decreased its fabric and commission sales as a result of closing its dyehouse in September 1995. Kleinert's accounted for 89% of the net sales in the first six months of 1996. The Company believes Kleinert's will continue as a major customer although the Company has hired a sales executive to market the Company's products to other children's apparel customers.

       Gross Profit (Loss). The following table presents for the periods indicated, the Company's gross profit (loss) in dollars and as a percentage of net sales.



                                     Six Months Ended
                                   June 1,        June 3,
                                    1996           1995
                                    ----          ------
                                         ($000's)

Gross Profit (Loss)                 $ 124          $(266)

% of Net Sales                        3.0%          (2.7%)

       Gross margins were a positive 3.0% in the first six months of 1996 compared to a negative 2.7% in the first six months in 1995. The manufacturing operation in the first six months of 1996 contained only the knitting operations as compared to knitting, dyeing and finishing operations in 1995. The Company has dramatically reduced its operating costs due to subcontracting its dyeing and finishing business. This has permitted the Company to produce pounds yet still generate a gross profit. The Company experienced a negative gross margin of $10,000 during the second quarter of 1996 primarily as a result of unanticipated price increases for outside dyeing and finishing. The Company was able to place some of this business at competing dyeing and finishing subcontractors at more favorable prices and intends to place substantially more business at the same vendors in the third quarter of 1996, thus bringing costs more in line with profit margins attained in the first quarter of 1996.

       Provision - closing, dyeing and finishing facility. The Company provided an additional $138,000 to reflect anticipated additional losses on the sale of dyehouse assets at lower amounts than originally estimated and to reflect additional equipment moving costs.

       Selling, General and Administrative Expenses. The Company incurred no selling or administrative expenses in the first quarter of 1996. In the second quarter of 1996 selling and administrative expenses and bonus accruals reflect expenses related to a new sales executive hired during the quarter and bonus accruals. The addition of this position is expected to help the Company to increase non-affiliated sales to the children's apparel market. All corporate expenses are included in cost of goods sold.

       Interest Expense. Interest expense decreased 57% to $147,000 in the first six months of 1996 when compared to the first six months of 1995 due to the Company selling its dyehouse assets and significantly reducing its capital lease obligations and paying off its term debt in November 1995.

       Taxes. No income tax benefit is reflected in the first six months of 1996 and the first six months of 1995 since the realization of such benefit could not be reasonably assured.

Impact of Inflation

       Scott Mills' raw material costs experienced increases in the first half of 1996; however, costs trended downward by the end of fiscal year 1996 to below the levels at the beginning of fiscal year 1995 before any price increases. Management believes that, prior to 1994, only utility costs (i.e. water, sewer, natural gas and electric) had an inflationary impact on Scott Mills' operations in the last five years, none of which were material.


Liquidity and Capital Resources

       Steps designed to control operating costs include reductions in personnel, adjusting production levels to more accurate sales forecasts and, as previously described, subcontracting its dyeing and finishing operations.


       Scott Mills is subcontracting its dyeing and finishing business with several unaffiliated vendors, including Dyersburg. The terms of each commission dyer and finisher is on an order-to-order basis.

       Scott Mills also is negotiating with its vendors to defer payment of amounts it currently owes until Scott Mills has the cash resources with which to satisfy its obligations in an orderly fashion. Scott Mills believes that these efforts will result in increased operating efficiencies and assist Scott Mills in meeting its future financial obligations as they become due. In the event these efforts prove unsuccessful and the Merger is not consummated, Scott Mills will be required to seek financing from external sources, including those of the type upon which Scott Mills previously has relied, to meet its obligations as they become due. There can be no assurance, however, that sufficient liquidity will exist to enable Scott Mills to continue as a going concern.

       Expected depreciation in fiscal year 1996 is approximately $230,000. This compares with depreciation expense of $980,000 in fiscal year 1995, $860,000 in fiscal year 1994 and $615,000 in fiscal year 1993. The reduction in anticipated depreciation relates primarily to the closing of the dyehouse and the sale or disposal of dyeing and finishing equipment.


       Scott Mills' indebtedness consists principally of borrowings from Kleinert's and from certain directors and shareholders of Kleinert's and Scott Mills, and certain capital lease obligations, all of which will be assumed by Kleinert's in the Merger.

       Scott Mills executed a working capital agreement with Kleinert's Alabama during fiscal year 1995 pursuant to which Kleinert's Alabama may, at Scott Mills' request, provide short-term borrowings. The borrowings, which are payable upon demand by Kleinert's Alabama, are secured by a lien on all of Scott Mills' assets. Repayments to Kleinert's are made by deductions against invoice billings to Kleinert's by Scott Mills for textiles purchased by Kleinert's. At June 1, 1996, $2,488,000 was outstanding and due Kleinert's Alabama under this agreement.

       On December 4, 1994, Scott Mills borrowed $500,000 from Kleinert's, Inc., of Delaware, a wholly-owned subsidiary of Kleinert's, on a subordinated basis. The loan bears interest at 8.5% per annum, which is paid annually, and is due on December 4, 1999. The loan will be eliminated in consolidation after the consummation of the Merger. Also on December 4, 1994, certain directors and officers of Scott Mills, together with certain other persons affiliated with Scott Mills and Kleinert's, none of whom beneficially owns in excess of 5.0% of the issued and outstanding shares of Kleinert's Common Stock or Scott Mills Common Stock, advanced loans to Scott Mills aggregating $500,000. These loans were evidenced by subordinated five year term notes bearing interest at 8.5% per annum. The notes are convertible into shares of Scott Mills Common Stock at a price of $.50 per share. At June 1, 1996, the entire $500,000 principal balance remained outstanding. Although there is no existing agreement among Scott Mills and these lenders regarding conversion of the notes in connection with the Merger, Scott Mills does not anticipate that any of the notes will be converted into Scott Mills Common Stock prior to the Effective Time.

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

         At June 1, 1996, Scott Mills also had capital lease obligations aggregating $81,000.


       Impact of Recently Issued Accounting Standards. In March 1995, the Financial Accounting Standards Board issued FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Scott Mills expects the impact of adoption in 1997 will be insignificant.

       In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standard which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. Scott Mills will elect to continue to use existing accounting rules. Both statements are effective for fiscal years beginning after December 15, 1995 and accordingly will not be required until fiscal year 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       SCOTT MILLS, INC.


Date: August 26, 1996                    By: /s/ Edwin Gowan
      ---------------                      -----------------------------------
                                          Edwin Gowan
                                          Chief Financial Officer